Form 10-K
period 2003-12-31
USAA AUTO OWNER TRUST 2003-1
filed 2004-03-12
CIK 1255335

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-96907-02.

                      USAA AUTO OWNER TRUST 2003-1 (Issuer)
               USAA ACCEPTANCE, LLC (Originator of the Trust)
             (Exact name of registrant as specified in its charter)

      DELAWARE                                               72-6216179
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  One Rodney Square
  920 King St., 1st Floor
  Wilmington, Delaware                                         19801
(Address of principal executive offices)                     (Zip Code)

                                 (302) 888-7536

                         (Registrant's telephone number,
                              including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _____ No __X___

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

USAA Auto Owner Trust 2003-1 had four classes of notes and one class of certificates outstanding as of December 31, 2003. The notes represent the Auto Loan Backed Notes Class A-1, Auto Loan Backed Notes Class A-2, Auto Loan Backed Notes Class A-3, and Auto Loan Backed Notes Class A-4 of USAA Auto Owner Trust 2003-1. The certificates represent the Class B Auto Loan Backed Certificates of USAA Auto Owner Trust 2003-1.

The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993. Items that are not referred to in this Annual Report are omitted because they are not applicable under such no action letter.

                          USAA AUTO OWNER TRUST 2003-1
                              USAA ACCEPTANCE, LLC

                                     PART I

ITEM 2.  PROPERTIES

    USAA Auto Owner Trust 2003-1 (the Trust) was formed pursuant to a Trust Agreement dated July 24, 2003, between USAA Acceptance, LLC, as Depositor and Wachovia Trust Company, N.A., as Owner Trustee. The Trust was also formed in accordance with a Sale and Servicing Agreement dated as of July 1, 2003, between USAA Auto Owner Trust 2003-1, as Issuer, USAA Acceptance, LLC, as Depositor and USAA Federal Savings Bank, as Seller and Servicer (the "Sale and Servicing Agreement").

     The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 1.05188% Class A-1 Auto Owner Trust Notes, 1.22% Class A-2 Auto Owner Trust Notes, 1.58% Class A-3 Auto Owner Trust Notes, 2.04% Class A-4 Auto Owner Trust Notes, and 2.37% Class B Auto Owner Trust Certificates, and engaging in related transactions.

    The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           113,885   $1,830,146
  July 1, 2003
  --------------------
Payments                                     15,327   $  415,458
Repossessions                                    24   $      525

Receivables outstanding,                     98,534   $1,414,163
  December 31, 2003


Delinquent Receivables as of December 31, 2003:

                                            Units    ($ in 000's)

31-60 days                                   66        $  920
61-90 days                                   14        $  182
91 days or more                               8        $  136
  Total                                      88        $1,238

     Losses on repossessions for the period July 1,2003 through December 31, 2003, were approximately $191,212.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2003, there is one direct participant in the Class B Auto Owner Trust Backed Certificate. There is no secondary market for this certificate.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

     (a) (1) Pursuant to the Sale & Servicing Agreement, the Servicer is required (i) to deliver an annual statement as to compliance with the pro-visions of the Sale & Servicing Agreement and certain other matters (the "Annual Statement of the Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale & Servicing Agreement (the "Accountants'Annual Report"). Both the Annual Statement of the Servicer and the Accountants' Annual Report are attached as Exhibits 99.2 and 99.3, respectively, to this Report.

        (2) Not applicable.

        (3) The required exhibits are as follows:

               Exhibit 99.2: Annual Statement of the Servicer.

               Exhibit 99.3: Accountants' Annual Report.

        (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

        Date of Current Report                    Item Reported

        October 15, 2003                Monthly Report sent to Noteholders with
                                        the September 2003 distribution.

        November 15, 2003               Monthly Report sent to Noteholders with
                                        the October 2003 distribution.

        December 15, 2003               Monthly Report sent to Noteholders with
                                        the November 2003 distribution.

        January 15, 2004                Monthly Report sent to Noteholders with
                                        the December 2003 distribution.

        (c) See subparagraph (a)(3) above.

        (d) Not applicable.

        SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders.

                                  Certification
                                  -------------


I, Rosemary M. Elizalde, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of USAA Acceptance, LLC;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the procedures, as set forth in the sale and servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wachovia Trust Company, National Association, and JP Morgan Chase Bank.

Date:  March 10, 2004

/s/ Rosemary M. Elizalde
-------------------------
Senior Vice President, Senior Financial Officer
USAA Federal Savings Bank

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              USAA FEDERAL SAVINGS BANK
                              (Registrant)

                              /s/ MICHAEL J. BROKER
                              ---------------------------------------------
                              By: MICHAEL J. BROKER
                                   (Duly Authorized Officer of
                                   USAA Federal Savings Bank, as Servicer,
                                   on behalf of the Trust)

                                  EXHIBIT INDEX


                                                               SEQUENTIAL
EXHIBIT                  DOCUMENT                              PAGE NUMBER
-------                  --------                              -----------

99.2          Annual Statement of the Servicer.                    8

99.3          Accountants' Annual Report -
              Independent Accountants' Reports and
              Management Assertions.                               9-12

                                 EXHIBIT "99.2"

                        ANNUAL STATEMENT OF THE SERVICER


                   OFFICER'S CERTIFICATE REGARDING COMPLIANCE

                          USAA AUTO OWNER TRUST 2003-1

                         1.05188%,$465,500,000 CLASS A-1,

                           1.22%,$532,000,000 CLASS A-2,

                           1.58%,$494,000,000 CLASS A-3,

                           2.04%,$302,000,000 CLASS A-4,

                             2.37%,$36,645,725 CLASS B

                    AUTOMOBILE LOAN PASS-THROUGH CERTIFICATES

     The undersigned individual, a duly authorized officer of USAA Federal Savings Bank (the "Servicer"), acting on behalf of the Servicer, hereby CERTIFIES on behalf of the Servicer pursuant to Section 3.10(a) of the Sale and Servicing Agreement (the "Agreement") dated as of July 1, 2003, as follows:

          1. A review of the activities of the Servicer during the period July 1, 2003 through December 31, 2003, and of its per-formance under the Agreement has been made under such officer's supervision, and

          2. To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations in all material respects under the Agreement throughout such period.

                             USAA FEDERAL SAVINGS BANK
                             ("Servicer")


                             /s/ EDWIN T. MCQUISTON
                              ---------------------------------------------
                              By: EDWIN T. MCQUISTON
                              Title: Vice President
                              Date: March 10, 2004

                                 EXHIBIT "99.3"

                           ACCOUNTANTS' ANNUAL REPORT

                          Independent Accountants' Report


USAA Federal Savings Bank
Wachovia Trust Company, National Association
JP Morgan Chase Bank:


We have examined management's assertion, included in the accompanying Management Assertion, that USAA Federal Savings Bank (the Bank) complied with Article III,
Section 3.9 of the Sale and Servicing  Agreement,  dated as of July 1, 2003
(the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, USAA Acceptance, LLC, as Depositor, and the USAA Auto Owner Trust 2003-1, as Issuer, with Wachovia Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank as Indenture Trustee, for the period ended December 31, 2003. Management is responsible for the Bank's compliance with Article III,
Section 3.9 of the Agreement, including the accuracy of the mathematical calculations of each amount set forth in the Monthly Servicer Certificates, delivered pursuant to Article III, Section 3.9, using the Bank's computer reports which were the source of such amounts. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the aforementioned provision of the Agreement and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with that provision.

In our opinion, management's assertion that the Bank was materially in compliance with Article III, Section 3.9 of the Agreement, including the related mathematical calculations, for the period ended December 31, 2003 is fairly stated, in all material respects.


February 16, 2004


/s/ KPMG LLP
--------------------
KPMG LLP
SAN ANTONIO, TEXAS

                                 EXHIBIT "99.3"
                                   (continued)

                              Management Assertion


February 16, 2004


The management of USAA Federal Savings Bank (the "Bank") is responsible for the preparation of the Monthly Servicer Certificates in compliance with Article III,
Section 3.9 of the Sale and Servicing  Agreement,  dated as of July 1, 2003
(the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, USAA Acceptance, LLC, as Depositor, and the USAA Auto Owner Trust 2003-1, as Issuer, with Wachovia Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank, as Indenture Trustee. Management is also responsible for the accuracy of the mathematical calculations of each amount set forth in the Monthly Servicer Certificates, delivered pursuant to Article III, Section 3.9 of the Agreement, using the Bank's computer reports which were the source of such amounts.

Management has performed an evaluation of the Bank's compliance with Article III, Section 3.9 of the Agreement, including the accuracy of the related mathematical calculations, for the year ended December 31, 2003. Based on this evaluation, management believes that, for the year ended December 31, 2003, the Bank was materially in compliance with Article III, Section 3.9 of the Agreement, including the related mathematical calculations.


/s/ EDWIN T. MCQUISTON
--------------------------
Edwin T. McQuiston
SVP - Corporate Finance

                                 EXHIBIT "99.3"
                                   (continued)


                        Independent Accountants' Report



USAA Federal Savings Bank
Wachovia Trust Company, National Association
JP Morgan Chase Bank:


We have examined management's assertion, included in the accompanying Management Assertion, that USAA Federal Savings Bank (the "Bank") complied with the servicing requirements in Article III, Sections 3.1, 3.2, 3.3, 3.4, 3.5, and
3.14 of the Sale and Servicing Agreement, dated as of July 1, 2003 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, USAA Acceptance, LLC, as Depositor, and the USAA Auto Owner Trust 2003-1, as Issuer, with Wachovia Trust Company, National Association, as Owner Trustee, and
JP Morgan Chase Bank as Indenture Trustee,for the period ended December 31, 2003. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the aforementioned sections of the Agreement and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with those sections.

In our opinion, management's assertion that the Bank was materially in compliance with the aforementioned sections of the Agreement for the period ended December 31, 2003 is fairly stated, in all material respects.

February 16, 2004


/s/ KPMG LLP
------------------
KPMG LLP
SAN ANTONIO, TEXAS

                                 EXHIBIT "99.3"
                                   (continued)

                              Management Assertion



February 16, 2004


The management of USAA Federal Savings Bank (the "Bank") is responsible for complying with the servicing requirements of Article III, Sections 3.1, 3.2, 3.3, 3.4, 3.5, and 3.14 of the Sale and Servicing Agreement, dated as of July 1, 2003 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, USAA Acceptance, LLC, as Depositor, and the USAA Auto Owner Trust 2003-1, as Issuer, with Wachovia Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank, as Indenture Trustee.

Management has performed an evaluation of the Bank's compliance with the aforementioned sections of the Agreement for the period ended December 31, 2003. Based on this evaluation, management believes that, for the period ended December 31, 2003, the Bank was materially in compliance with the aforementioned sections of the Agreement.


/s/ MARK H. WRIGHT
---------------------------
Mark H. Wright
President and CEO


/s/ ROSEMARY M. ELIZALDE
---------------------------
Rosemary M. Elizalde
SVP - Senior Financial Officer